Form 10-K
period 1996-12-31
ONYX ACCEPTANCE FINANCIAL CORP
filed 1997-03-28
CIK 927764

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C. 20549

                                         FORM 10-K
(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 (Fee Required)
                           1996
For the fiscal year ended_________________
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT    OF    1934(No    fee    Required)    For    the     transition     period
from_______________________ to_______________________
Commission File Number:       333-4220

                            Onyx Acceptance Grantor Trust 1996-2
 -----------------------------------------------------------------------------
                            (Issuer with respect to Certificates)

                             Onyx Acceptance Financial Corporation
-----------------------------------------------------------------------------
                  Exact name of registrant as specified in its charter)
Delaware                                           33-0639768
-----------------------------------------------------------------------------
(State or other jurisdiction                   I.R.S. Employer I.D.
of incorporation or organization)
8001 Irvine Center Drive, 5th Floor, Irvine, CA.                          92618
-----------------------------------------------------------------------------
(Address of principal executive offices)                                Zip Code
                                            714-753-1191
-----------------------------------------------------------------------------
                      (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
         Title of each class         Name of each exchange on which registered
 .....................None.                          None.      ................
 ..........................................................................
 .....................................................................
              Securities registered pursuant to Section 12(g) of the Act

 .................................None.....
                            (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x ]Yes  [ ] No

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




                                     PART I
Item 1.  Business.
                  Onyx Acceptance Financial Corporation ("Finco") established the Onyx Acceptance Grantor Trust 1996-2 (the "Trust") as of May 10, 1996 pursuant to a Pooling and Servicing Agreement (the "Agreement") among the Finco, Onyx Acceptance Corporation, as Servicer (the"Servicer") and Bankers Trust Company of New York as Trustee (the"Trustee"). Pursuant to the Agreement, the Trust issued Auto Loan Pass-Through Certificates in the initial principal amount of $ 85,013,318. The property of the Trust includes, among other things, a pool of motor vehicle retail installment sales contracts (the "Contracts"), secured by new and used automobiles financed thereby, certain monies due thereunder from and after May 1, 1996 (the"Cut-Off Date") in the vehicles financed thereby (the "Financed Vehicles") and certain other property in exchange for certificates representing fractional undivided interests in the Trust (the "Certificates") which were sold to the public in an underwritten offering. Simultaneously with the issuance of the Certificates, Finco sold and assigned to the Trustee for the Trust without recourse, all of Finco's interest in Contracts with an Aggregate Scheduled Balance as of the Cutoff Date of $85,013,318 (hereinafter referred to as the "Contracts"), the proceeds thereof and certain other assets of the Trust. The Servicer services the Contracts pursuant to the Agreement and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burden and expenses, Onyx, as servicer, retains title to the Financed Vehicles but the Contracts and certain documents related thereto are delivered to the Trustee.

Item 2.           Properties.
                  The property of the Trust includes the Contracts purchased by Onyx pursuant to the dealer agreements, from California automobile dealerships with which Onyx has relationships and , in general, all payments due under the Contracts on or after May 1, 1996. Immediately upon acquisition, the Contracts were sold by Onyx to Finco pursuant to a Sale and Servicing Agreement dated September 8, 1994 (the "Purchase Agreement"). The Contracts were then sold by Finco to the Trust pursuant to the Agreement. The property of the Trust also includes (i) certain documents relating to the Contracts, (ii) certain monies due under the Contracts on and after the Cut-Off Date (iii) security interests in the Financed Vehicles and the right to receive proceeds from claims on certain insurance policies covering the Financed Vehicles or the obligors under each related Contract and the right to proceeds under a certain blanket insurance policy maintained by Onyx, (iv) all amounts on deposit in the collection account including all eligible investments credited thereto, (v) the benefits of an irrevocable principle/interest surety bond issued by Capital Markets Assurance Corporation, (vi) the rights of Finco to cause Onyx to repurchase certain contracts under certain circumstances, (vii)a all right , title and interest of Finco under that certain Yield Supplement Agreement dated as of April 19, 1995 between Finco and Onyx nd (viii) all proceeds of the foregoing.

                  The Contracts were purchased by Onyx in the normal course of business in accordance with Onyx's underwriting standards, which emphasize the obligor's ability to pay and creditworthiness, as well as the asset value of the Financed Vehicle.


As of December 31, 1996 the pool consisted of the following number of Contracts with the following delinquency characteristics:

                Delinquency Experience of Contracts as of December 31, 1996
                             (Dollars in Thousands)

                                                     Dollars                  No.         %(1)
         Outstandings...............................$64,562,194               5981
         Delinquencies 30-59 days(2)(3)...........  $ 1,003,553                 82         1.5
         Delinquencies 60 and over(2)(3).....       $ 1,296,058                 95         2.0
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

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Securityholders
 Matters.   There  are eight securityholders of record (DTC) as of
 March 1997.  There is no established public trading market for the securities.

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

                           Form 8-K dated June 21, 1996.  Item 5 providing the
Distribution Date Statement for Distribution Date of June 17, 1996. No financial statements.

                           Form 8-K dated July 26, 1996.  Item 5 providing the
Distribution Date Statement for Distribution Date of June 17, 1996. No financial statements.

                           Form 8-K dated August 26, 1996.  Item 5 providing the
Distribution Date Statement for Distribution Date of August 15, 1996. Unaudited Financial Statements for Capital Markets Assurance Corporation for June 30, 1996

                           Form 8-K dated September 26, 1996.  Item 5 providing
the Distribution Date Statement for Distribution Date of September 15, 1996.
No financial statements.

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

Onyx Acceptance Grantor Trust 1996-2
(Issuer with respect to Certificates)

Onyx Acceptance Financial Corporation
(Originator of the Trust and Registrant)

         REGAN E. KELLY                                       March 27, 1997
---------------------------------------------        -------------------------
By:      Regan E. Kelly                                    Date
         Director and Executive Vice President
         Onyx Acceptance Financial Corporation





                                  Exhibit 19.1

                  Selected Information Related to the Contracts


Original Pool Balance as of May 10, 1996.....................................................$85,013,318.
Pool Balance Factor as of May 10, 1996.................................................................1.00.
Pool Balance as of December 31, 1996.........................................................$64,562,194
Pool Balance Factor as of December 31, 1996................................................      ..... 0.759436



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

JOHN W. HALL

John W. Hall
Chief Executive Officer


DON P. DUFFY

Don P. Duffy
Chief Financial Officer

REGAN E. KELLY

Regan E. Kelly
Executive Vice President