Form 10-K
period 1996-12-31
ONYX ACCEPTANCE FINANCIAL CORP
filed 1997-03-28
CIK 927764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 (Fee Required)
                           1996
For the fiscal year ended_________________
                                                     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934(No fee Required)
For the transition period from_______________________ to_______________________
Commission File Number:       333-10461

                    Onyx Acceptance Grantor Trust 1996-3
 -----------------------------------------------------------------------------
                     (Issuer with respect to Certificates)

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
-----------------------------------------------------------------------------
(Address of principal executive offices)                Zip Code
                                        714-753-1191
-----------------------------------------------------------------------------
                      (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
         Title of each class       Name of each exchange on which registered
 .....................None....................None.........................
 ..........................................................................
 .....................................................................
   Securities registered pursuant to Section 12(g) of the Act.
                                                  ......None..
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preced ing 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ]Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
(See definition of affiliate in Rule 405).  None

Applicable only to corporate registrants:
         Indicate the number of shares outstanding of each of the issuers
classes of common stock, as of the latest practicable date:    None

Documents incorporated by reference. 8-K's described herein under Item 14(b) of this Annual Report on Form 10-K.





                                     PART I
Item 1.  Business.
                  Onyx Acceptance Financial Corporation ("Finco") established the Onyx Acceptance Grantor Trust 1996-3 (the "Trust") as of September 11, 1996 pursuant to a Pooling and Servicing Agreement (the "Agreement") among the Finco, Onyx Acceptance Corporation, as Servicer (the"Servicer") and Bankers Trust Company of New York as Trustee (the"Trustee"). Pursuant to the Agreement, the Trust issued Auto Loan Pass-Through Certificates in the initial principal amount of $120,000,786. The property of the Trust includes, among other things, a pool of motor vehicle retail installment sales contracts (the "Contracts"), secured by new and used automobiles financed thereby, certain monies due thereunder from and after September 1, 1996 (the"Cut-Off Date") in the vehicles financed thereby (the "Financed Vehicles") and certain other property in exchange for certificates representing fractional undivided interests in the Trust (the "Certificates") which were sold to the public in an underwritten offering. Simultaneously with the issuance of the Certificates, Finco sold and assigned to the Trustee for the Trust without recourse, all of Finco's interest in Contracts with an Aggregate Scheduled Balance as of the Cutoff Date of $120,000,786 (hereinafter referred to as the "Contracts"), the proceeds thereof and certain other assets of the Trust. The Servicer services the Contracts pursuant to the Agreement and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burden and expenses, Onyx, as servicer, retains title to the Financed Vehicles but the Contracts and certain documents related thereto are delivered to the Trustee.

Item 2.           Properties.
                  The property of the Trust includes the Contracts purchased by Onyx pursuant to the dealer agreements, from California automobile dealerships with which Onyx has relationships and , in general, all payments due under the Contracts on or after September 1, 1996. Immediately upon acquisition, the Contracts were sold by Onyx to Finco pursuant to a Sale and Servicing Agreement dated September 8, 1994 (the "Purchase Agreement"). The Contracts were then sold by Finco to the Trust pursuant to the Agreement. The property of the Trust also includes (i) certain documents relating to the Contracts, (ii) certain monies due under the Contracts on and after the Cut-Off Date (iii) security interests in the Financed Vehicles and the right to receive proceeds from claims on certain insurance policies covering the Financed Vehicles or the obligors under each related Contract and the right to proceeds under a certain blanket insurance policy maintained by Onyx, (iv) all amounts on deposit in the collection account including all eligible investments credited thereto, (v) the benefits of an irrevocable principle/interest surety bond issued by Capital Markets Assurance Corporation, (vi) the rights of Finco to cause Onyx to repurchase certain contracts under certain circumstances, (vii) all proceeds of the foregoing.

                  The Contracts were purchased by Onyx in the normal course of business in accordance with Onyx's underwriting standards, which emphasize the obligor's ability to pay and creditworthiness, as well as the asset value of the Financed Vehicle.

                  As of December 31, 1996 the pool consisted of the following number of Contracts with the following delinquency characteristics:

        Delinquency Experience of Contracts as of December 31, 1996
                             (Dollars in Thousands)

                                                     Dollars                    No.       %(1)
         Outstandings............................... $105,875,106               9472
         Delinquencies 30-59 days(2)(3)...........   $   1,205,216               108      1.1
         Delinquencies 60 and over(2)(3).....        $   1,196,000               105      1.1
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

                  (b)  Reports on Form 8-K

                           Reports  on Form 8-K were filed on behalf of the Onyx
 Acceptance Grantor Trust 1996-3 beginning in the month following creation of the Trust. Below listed is the date of each filing, the items reported and any financial statements filed.

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

Onyx Acceptance Financial Corporation
(Originator of the Trust and Registrant)

         REGAN E. KELLY                                       March 27, 1997
---------------------------------------------        -------------------------
By:      Regan E. Kelly                                        Date
         Director and Executive Vice President
         Onyx Acceptance Financial Corporation





                                  Exhibit 19.1

                  Selected Information Related to the Contracts


Original Pool Balance as of September 11, 1996..................................$120,000,786.
Pool Balance Factor as of September 11, 1996...............................................1.00.
Pool Balance as of December 31, 1996............................................$105,875,106.
Pool Balance Factor as of December 31, 1996................................................0.882287




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