Form 10-K
period 1996-12-31
ONYX ACCEPTANCE FINANCIAL CORP
filed 1997-03-28
CIK 927764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 (Fee Required)
                           1996
For the fiscal year ended_________________
                                                     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934(No fee Required)
For the transition period from_______________________ to______________________
Commission File Number:       333-16601

                     Onyx Acceptance Grantor Trust 1996-4
 -----------------------------------------------------------------------------
                   (Issuer with respect to Certificates)

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
-----------------------------------------------------------------------------
(Address of principal executive offices)                Zip Code
                     714-753-1191
-----------------------------------------------------------------------------
                (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
         Title of each class         Name of each exchange on which registered
 ................None.....................None.......................
 ..........................................................................
 .....................................................................
      Securities registered pursuant to Section 12(g) of the Act.....None....

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



                                     PART I
Item 1.  Business.
                  Onyx Acceptance Financial Corporation ("Finco") established the Onyx Acceptance Grantor Trust 1996-4 (the "Trust") as of December 16, 1996 pursuant to a Pooling and Servicing Agreement (the "Agreement") among the Finco, Onyx Acceptance Corporation, as Servicer (the"Servicer") and Bankers Trust Company of New York as Trustee (the"Trustee"). Pursuant to the Agreement, the Trust issued Auto Loan Pass-Through Certificates in the initial principal amount of $100,000,000. The property of the Trust includes, among other things, a pool of motor vehicle retail installment sales contracts (the "Contracts"), secured by new and used automobiles financed thereby, certain monies due thereunder from and after December 1, 1996 (the"Cut-Off Date") in the vehicles financed thereby (the "Financed Vehicles") and certain other property in exchange for certificates representing fractional undivided interests in the Trust (the "Certificates") which were sold to the public in an underwritten offering. Simultaneously with the issuance of the Certificates, Finco sold and assigned to the Trustee for the Trust without recourse, all of Finco's interest in Contracts with an Aggregate Scheduled Balance as of the Cutoff Date of $75,932,971 (hereinafter referred to as the "Initial Contracts"), the proceeds thereof and certain other assets of the Trust.

The Agreement also established the Pre-Funding Account into which the Original Pre-Funded Amount was deposited on December 23, 1996. During the 90-day Funding Period, Finco sold to the Trust, Contracts purchased after the Cutoff Date (the "Subsequent Contracts") in the amount of $24,067,029, which together with the Initial Contracts made up the initial principle amount of $100,000,000. The Subsequent Contracts were selected using the same criteria used for the Initial Contracts. The Servicer services the Contracts pursuant to the Agreement and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burden and expenses, Onyx, as servicer, retains title to the Financed Vehicles but the Contracts and certain documents related thereto are delivered to the Trustee.

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

                  As of December 31, 1996 the pool consisted of the following number of Contracts with the following delinquency characteristics:

      Delinquency Experience of Contracts as of December 31, 1996
                       (Dollars in Thousands)

                                                      Dollars                   No.       %(1)
         Outstandings............................... $92,407,781                7677
         Delinquencies 30-59 days(2)(3)...........   $   525,330                 41       0.5
         Delinquencies 60 and over(2)(3).....        $    45,490                 4        0.04
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

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
Securityholders Matters.
                  There are eleven securityholders of record (DTC) as of March, 1997. There is no established public trading market for the securities.

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

                  (b)  Reports on Form 8-K

                           No Reports  on Form 8-K were filed on behalf of the
Onyx Acceptance Grantor Trust 1996-4.





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
(Originator of the Trust and Registrant)

         REGAN E. KELLY
                                                       March 27, 1997
---------------------------------------------        -------------------------
By:      Regan E. Kelly                                Date
         Director and Executive Vice President
         Onyx Acceptance Financial Corporation





                                  Exhibit 19.1

                  Selected Information Related to the Contracts

Original Certificate Balance as of December 16, 1996............................$120,000,786.
Pool Balance Factor as of December 16,1996.................................................1.00.
Pool Balance as of December 31, 1996............................................$ 92,407,781.
Pool Balance Factor as of December 31, 1996................................................0.924078







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